Form 10-K
period 2007-12-31
STRATS SM TRUST FOR JPMORGAN CHASE & CO SEC SERIES 2004-9
filed 2008-03-28
CIK 1297210

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

      For the fiscal year ended December 31, 2007

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
--------------------------------------------------------------------------------
      (State or other jurisdiction of          (I.R.S. Employer Identification
               incorporation                                No.)
              or organization)


301 South College, Charlotte, North Carolina                28288
--------------------------------------------------------------------------------
  (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (704) 383-7727

Securities registered pursuant to Section 12(b) of the Act:

                                              Name of Registered exchange on
Title of each class                           which registered
-------------------                           ----------------

STRATS(SM) Certificates, Series 2004-9        New York Stock Exchange ("NYSE")

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [_] No [X]

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

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer or a non-accelerated filer. See the definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer [_] Accelerated filer [_] Non- accelerated filer [X]

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


                                     PART I

Item 1. Business.

         Not Applicable

Item 1A. Risk Factors.

         Not Applicable

Item 1B. Unresolved Staff Comments.

         Not Applicable

Item 2. Properties.

         Not Applicable

Item 3. Legal Proceedings.

         None

Item 4. Submission of Matters to a Vote of Security Holders.

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

Item 6. Selected Financial Data.

      Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      Not Applicable

Item 8. Financial Statements and Supplementary Data.

      Not Applicable

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      None

Item 9A. Controls and Procedures.

      Not Applicable

Item 9B. Other Information.

      None


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      Not Applicable

Item 11. Executive Compensation.

      Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters.

      Not Applicable

Item 13. Certain Relationships and Related Transactions.

      None

Item 14. Principal Accounting Fees and Services.

      Not Applicable


                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.

      (a)   The following documents have been filed as part of this report.

            1. Trustee's Distribution Statements documented on Form 8-K of STRATS(SM) Trust For J.P. Morgan Chase & Co. Securities, Series 2004-9 to the certificateholders for the period from January 1, 2007 through and including December 31, 2007 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

--------------------------------------------------------------------------------
                Trust Description                  Distribution     Filed on
                                                       Date
--------------------------------------------------------------------------------
STRATS(SM) Trust For J.P. Morgan Chase & Co.        01-16-2007     01-29-2007
Securities, Series 2004-9                           02-15-2007     02-23-2007
                                                    03-15-2007     03-29-2007
                                                    04-16-2007     04-20-2007
                                                    05-15-2007     05-25-2007
                                                    06-15-2007     06-21-2007
                                                    07-15-2007     07-20-2007
                                                    08-15-2007     08-23-2007
                                                    09-17-2007     09-25-2007
                                                    10-15-2007     10-19-2007
                                                    11-15-2007     11-21-2007
                                                    12-17-2007     12-28-2007
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

                  99.1 - Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  99.2 - Report of Aston Bell, CPA.

                  99.3 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.4 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.5 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.6 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.7 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.8 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.9 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.10 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.11 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.12 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.13 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.14 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.


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

                                       Synthetic Fixed-Income Securities, Inc., as Depositor for the Trust




                                       By:    /s/ Jimmy Whang
                                              -----------------------------
                                       Name:  Jimmy Whang
                                       Title: Director


Dated:  March 28, 2008

                                  EXHIBIT INDEX

--------------------------------------------------------------------------------
   Reference
   Number per                Description of Exhibits                Exhibit
  Item 601 of                                                      Number in
 Regulation SK                                                   this Form 10-K
--------------------------------------------------------------------------------
     (31.1)       Certification by Director of the Registrant         31.1
                  pursuant to 15 U.S.C. Section 7241, as
                  adopted pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------
                  Annual Compliance Report by Trustee pursuant
                  to 15 U.S.C. Section 7241, as adopted
     (99.1)       pursuant to Section 302 of the                      99.1
                  Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------
     (99.2)       Report of Aston Bell, CPA.                          99.2
--------------------------------------------------------------------------------
                  Registrant's Current Report on Form 8-K
                  filed with the Securities and Exchange
     (99.3)       Commission on January 29, 2007, as further          99.3
                  described in Item 15(a)(1) above, is
                  incorporated herein by reference.
--------------------------------------------------------------------------------
                  Registrant's Current Report on Form 8-K
                  filed with the Securities and Exchange
     (99.4)       Commission on February 23, 2007, as further        (99.4)
                  described in Item 15(a)(1) above, is
                  incorporated herein by reference.
--------------------------------------------------------------------------------
                  Registrant's Current Report on Form 8-K
                  filed with the Securities and Exchange
     (99.5)       Commission on March 29, 2007, as further           (99.5)
                  described in Item 15(a)(1) above, is
                  incorporated herein by reference.
--------------------------------------------------------------------------------
                  Registrant's Current Report on Form 8-K
                  filed with the Securities and Exchange
     (99.6)       Commission on April 20, 2007, as further           (99.6)
                  described in Item 15(a)(1) above, is
                  incorporated herein by reference.
--------------------------------------------------------------------------------
                  Registrant's Current Report on Form 8-K
                  filed with the Securities and Exchange
     (99.7)       Commission on May 25, 2007, as further             (99.7)
                  described in Item 15(a)(1) above, is
                  incorporated herein by reference.
--------------------------------------------------------------------------------
                  Registrant's Current Report on Form 8-K
                  filed with the Securities and Exchange
     (99.8)       Commission on June 21, 2007, as further            (99.8)
                  described in Item 15(a)(1) above, is
                  incorporated herein by reference.
--------------------------------------------------------------------------------
                  Registrant's Current Report on Form 8-K
                  filed with the Securities and Exchange
     (99.9)       Commission on July 20, 2007, as further            (99.9)
                  described in Item 15(a)(1) above, is
                  incorporated herein by reference.
--------------------------------------------------------------------------------
(99.10)           Registrant's Current Report on Form 8-K           (99.10)
                  filed
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                  with the Securities and Exchange
                  Commission on August 23, 2007, as further
                  described in Item 15(a)(1) above, is
                  incorporated herein by reference.
--------------------------------------------------------------------------------
                  Registrant's Current Report on Form 8-K
                  filed with the Securities and Exchange
    (99.11)       Commission on September 25, 2007, as further      (99.11)
                  described in Item 15(a)(1) above, is
                  incorporated herein by reference.
--------------------------------------------------------------------------------
                  Registrant's Current Report on Form 8-K
                  filed with the Securities and Exchange
    (99.12)       Commission on October 19, 2007, as further        (99.12)
                  described in Item 15(a)(1) above, is
                  incorporated herein by reference.
--------------------------------------------------------------------------------
                  Registrant's Current Report on Form 8-K
                  filed with the Securities and Exchange
    (99.13)       Commission on November 21, 2007, as further       (99.13)
                  described in Item 15(a)(1) above, is
                  incorporated herein by reference.
--------------------------------------------------------------------------------
                  Registrant's Current Report on Form 8-K
                  filed with the Securities and Exchange
    (99.14)       Commission on December 28, 2007, as further       (99.14)
                  described in Item 15(a)(1) above, is
                  incorporated herein by reference.
--------------------------------------------------------------------------------